Form 10-K
period 1998-06-30
CASTLE CREEK PARTNERS L P
filed 1998-09-28
CIK 1059970

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                              -------------------


      For the fiscal year ended                  Commission file number
-------------------------------------    --------------------------------------
            June 30, 1998                             333-50367-02


                          Castle Creek Partners, L.P.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                04-3416343
-------------------------------------    --------------------------------------
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                 Identification No.)


                151 Merrimac Street, Boston, Massachusetts 02114
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


                                 (617) 523-6050
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each Exchange
         Title of each class                      on which registered
-------------------------------------    --------------------------------------
                None                                    None


          Securities registered pursuant to Section 12(g) of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K    [X].

There is no determinable aggregate market value of the 879 Units held by non-affiliates of Castle Creek Partners, L.P. as of September 18, 1998 as the Units are not listed on any national securities exchange or quoted on any inter-dealer quotation system of any registered national securities association.

         As of September 18, 1998, there were 26,800 Units outstanding.


                          CASTLE CREEK PARTNERS, L.P.
                          1998 FORM 10-K ANNUAL REPORT
                                     INDEX



                                     PART I

                                                                           Page
                                                                           ----

Items 1.
 and 2.    Business and Properties                                           1

Item 3.    Legal Proceedings                                                 8

Item 4.    Submission of Matters to a Vote of Security Holders              10


                                    PART II

Item 5.    Market for Registrant's Common Equity and Related Security
           Holder Matters                                                   10

Item 6.    Selected Financial Data                                          11

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item 8.    Financial Statements and Supplementary Data                      14


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant               15

Item 11.   Executive Compensation                                           16

Item 12.   Security Ownership of Beneficial Owners and Management           17

Item 13.   Certain Relationships and Related Transactions                   17


                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                         18

Signatures                                                                  33


                                    PART I

Items 1 and 2.  Business and Properties
---------------------------------------

General

      Castle Creek Partners, L.P. ("Castle Creek" or the "Partnership") is a Delaware limited partnership that was formed on April 13, 1998 in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II") (the "Reorganization").

      The Reorganization was completed on June 30, 1998 in response to changes in the federal income tax law applicable to BCLP II, a publicly held limited partnership. Prior to the Reorganization, BCLP II held investments and, through Celtics Limited Partnership ("CLP"), its 99% subsidiary, owned and operated the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics"). In the Reorganization, BCLP II unitholders were given an option of receiving a distribution of one limited partnership interest in Castle Creek for each 100 BCLP II units, or, alternatively, receiving a distribution of BCLP II's subordinated debentures and cash and retaining units of interest in BCLP II, which were converted into units of interest in Boston Celtics Limited Partnership ("BCLP") in the Reorganization. In the election, holders of 51.68719% of BCLP II units elected to receive Castle Creek interests as compared to those that elected to receive subordinated debentures, cash and BCLP units (the "Proportionate Election").

      Effective with the completion of the Reorganization on June 30, 1998, the pre-Reorganization net assets of BCLP II, subject to certain adjustments, are owned by Castle Creek and by BCLP II, either directly or through their subsidiaries, in proportion to the Proportionate Election. Accordingly, effective June 30, 1998, Castle Creek holds investments, including a 51.6867% limited partnership interest in Celtics Basketball Holdings L.P. ("Celtics Basketball Holdings"), which through Celtics Basketball, L.P. ("Celtics Basketball"), its 99.999% owned subsidiary, owns and operates the Boston Celtics. The remaining 48.3123% limited partnership interest in Celtics Basketball Holdings is owned by Celtics Pride GP, an indirect subsidiary general partnership of BCLP, and Boston Celtics Corporation ("BCC") owns a 0.001% general partnership interest in Celtics Basketball Holdings.

      Each of Castle Creek, Celtics Basketball Holdings and Celtics Basketball were formed in connection with the Reorganization. In anticipation of the Reorganization, in which assets of BCLP II would be transferred to Castle Creek in proportion to the Proportionate Election, certain investment assets were contributed to Castle Creek in May 1998. On June 30, 1998, the assets and liabilities of the Boston Celtics were contributed to Celtics Basketball. Accordingly, from the date of its formation until June 30, 1998, the Partnership's operating results consisted solely of investing activities. For periods subsequent to June 30, 1998, the Partnership's operating results will include its 51.6867% interest in the operations of the Boston Celtics.

      The 1% general partner of Castle Creek is Castle Creek Partners GP, Inc. ("Castle Creek GP"), a wholly owned subsidiary of Celtics, Inc. Celtics, Inc. is a Delaware corporation whose sole stockholder is Walcott Partners, L.P. ("Walcott"), an affiliate of Paul Gaston, Don Gaston (father of Paul Gaston) and Paula Gaston (mother of Paul Gaston), each directors of Castle Creek GP. Paul Gaston and Draycott, Inc., a corporation wholly owned by Paul Gaston, are the general partners of Walcott.

      In connection with the Reorganization, all assets and liabilities relating to the business of owning and operating the Boston Celtics were transferred from CLP to Celtics Basketball, an indirect subsidiary of Castle Creek. Accordingly, all of CLP's rights with respect to the following assets and liabilities, among others, were transferred to Celtics Basketball in the
Reorganization: the NBA franchise, agreements relating to local television, cable and radio broadcasts, sponsorship agreements, rights to the name "Boston Celtics" and the Boston Celtics logo (subject to the NBA's marketing and other rights), player contracts, agreements with coaches and other team personnel, leases and credit agreements.

Castle Creek Interests

      Castle Creek is a privately held partnership subject to pass-through tax treatment. There are 26,800 Castle Creek Interests outstanding at September 18, 1998 (of which 25,730 are beneficially held by directors of Castle Creek GP and 191 are held by other members of the Gaston family), held by approximately 290 unitholders.

      A summary of certain provisions of the Castle Creek Partnership Agreement follows. The Castle Creek Partnership Agreement is more fully described in the Partnership's Registration Statement on Form S-4 (file No. 333-50367), filed with the Securities and Exchange Commission on April 17, 1998, as amended.

      General Partner. Castle Creek GP has exclusive authority over all Castle Creek affairs, other than those for which specific voting rights are given to holders of Castle Creek Interests, or specific restrictions imposed, under the Castle Creek Partnership Agreement. This authority extends to all aspects of the day-to-day management, operation and control of Castle Creek.

      No Public Market; Restrictions on Transfer. In order to assure pass-through tax treatment of Castle Creek, Castle Creek Interests are subject to severe transfer restrictions and have little liquidity. Castle Creek Interests are not listed on any national securities exchange, and are subject to substantial restrictions on transfer. Under the Castle Creek Partnership Agreement, Castle Creek Interests may generally be transferred only once a year on a prescribed date or with the prior approval of Castle Creek GP. In addition, Castle Creek Interests are subject to certain NBA-imposed restrictions.

      Splits and Combinations. Castle Creek GP has the right to cause Castle Creek to make distributions in units or limited partnership interests, or to subdivide or combine outstanding units or limited partnership interests, so long as the split or combination is made on a pro rata basis among all holders of Castle Creek Interests. Castle Creek GP is authorized to subdivide or combine outstanding Castle Creek Interests without issuing fractional units or other interests. In addition, Castle Creek GP has the right to effect one or more reverse splits of Castle Creek Interests until July 1, 1999 for the sole purpose of remaining exempt from regulation as an investment company under the Investment Company Act (by reducing the number of beneficial owners of Castle Creek Interests to not more than 100). Any such reverse splits must be effected at a price per Castle Creek Interest (the "Split Price") equal to one hundred times the greater of (i) $21.23, representing the average of the high and low prices of the BCLP II Units as reported on the New York Stock Exchange ("NYSE") on the five trading days immediately preceding April 17, 1998 (the date on which the Reorganization was announced) or (ii) the sum of (x) the average of the high and low prices of the BCLP Units as reported on the NYSE on the five trading days immediately preceding the date on which the reverse split is announced and (y) average of the high and low prices of the Subordinated Debentures as reported on the NYSE on the five trading days immediately preceding the date on which the reverse split is announced. If any such reverse split is effected, however, holders of Castle Creek Interests will be given the opportunity to purchase, at the Split Price, a sufficient number of Castle Creek Interests to enable each such holder to remain a holder of Castle Creek Interests after the reverse split is effected.

      Castle Creek intends to remain a non-publicly traded entity and to maintain substantial transfer restrictions on Castle Creek Interests in order to preserve pass-through treatment for tax purposes. In addition, Castle Creek intends to remain exempt from investment company regulation. Therefore, because Castle Creek has more than one hundred beneficial holders after the Reorganization, Castle Creek GP is authorized to take, and is actively considering, actions to reduce the number of its beneficial holders to qualify for an exemption from investment company regulation. Such actions include a reverse split of Castle Creek interests, which, under the Castle Creek Partnership Agreement, is authorized (a) until July 1, 1999, on specified terms described above, for the sole purpose of remaining exempt from regulation as an investment company, or (b) at any time, in Castle Creek GP's discretion and upon such terms and conditions as Castle Creek GP shall determine. Castle Creek may also take other actions, such as redeeming or repurchasing Castle Creek interests, to reduce the number of its beneficial holders. Castle Creek currently intends to take some or all of such actions.

      Because the number of holders of record of Castle Creek interests is less than 300, any obligations Castle Creek otherwise may have to report under the Securities Exchange Act of 1934, as amended, with respect to fiscal years after the year ended June 30, 1998 are suspended. Castle Creek intends to make appropriate filings relating to the suspension of its duty to file reports. As a non-reporting entity, Castle Creek would not be obligated to provide detailed information to holders of Castle Creek interests concerning, among other matters, Castle Creek's business operations, financial statements and certain relationships in related transactions, which information could better enable investors to assess the financial operations and policies of Castle Creek.

      Distributions. Under the terms of the Castle Creek Partnership Agreement, distributions on Castle Creek Interests are in the sole discretion of the general partner. There is no requirement for Castle Creek GP to declare distributions. Distributions, if any, are made to the holders of Castle Creek Interests pro rata in accordance with their proportionate interests in Castle Creek.

      Fees to General Partner. The Castle Creek Partnership Agreement provides that management fees may be paid by Castle Creek to Castle Creek GP. Castle Creek GP does not currently intend to collect management fees from Castle Creek, but may begin to collect such fees at any time.

The Boston Celtics

      Castle Creek's most significant operating asset is its indirect investment in Celtics Basketball, which owns and operates the Boston Celtics. Castle Creek received its indirect interest in the Boston Celtics on June 30, 1998 as a part of the Reorganization, and, as a result, the accounts and operations of the Boston Celtics will be reflected in the Castle Creek consolidated financial statements for periods subsequent to June 30, 1998. Following is a description of the business operations of the Boston Celtics:

Basketball Operations

      The following table summarizes the performance of the Boston Celtics during the past 15 basketball seasons:

               Regular     Regular Season
               Season      Place of Finish
   Season      Record        in Division                    Playoff Results
   -------     -------     ---------------     ------------------------------------------

   1997-98      36-46          Sixth           --
   1996-97      15-67          Seventh         --
   1995-96      33-49          Fifth           --
   1994-95      35-47          Third           Lost in First Round of Conference Playoffs
   1993-94      32-50          Fifth           --
   1992-93      48-34          Second          Lost in First Round of Conference Playoffs
   1991-92      51-31          First           Lost in Conference Semifinals
   1990-91      56-26          First           Lost in Conference Semifinals
   1989-90      52-30          Second          Lost in First Round of Conference Playoffs
   1988-89      42-40          Third           Lost in First Round of Conference Playoffs
   1987-88      57-25          First           Lost in Conference Finals
   1986-87      59-23          First           Lost in Championship Finals
   1985-86      67-15          First           NBA Champions
   1984-85      63-19          First           Lost in Championship Finals
   1983-84      62-20          First           NBA Champions

      Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. If the lockout extends into the 1998-99 basketball season, it would materially and adversely affect Castle Creek's financial condition and results of operations. See "Collective Bargaining Agreement."

      Sources of Revenues. The Boston Celtics derive their revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. The following table shows the contribution to revenues of the basketball operations from these sources and from miscellaneous other sources for each of the last three fiscal years:

                                     Contribution to Revenues
                                          (in thousands)

  Year
 Ended                                                                           Total
June 30,       Ticket Sales       Television, Cable and Radio   Other Sources   Revenues
--------   --------------------   ---------------------------   -------------   --------
            Regular                  Regular
           Season(1)   Playoffs     Season(2)     Playoffs
           ---------   --------     ---------     --------
  1998      $39,108                  $28,002                       $8,570       $75,680
  1997       31,813                   23,269                        7,916        62,998
  1996       35,249                   22,072                        7,459        64,780

-------------------
<F1>  Includes proceeds from exhibition games.

<F2>  Includes the Boston Celtics' share of revenues under the NBA national television contracts.

      The operations and financial results of the Boston Celtics are seasonal. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations --General."

      Ticket Sales. The Boston Celtics play an equal number of home games and away games during the 82-game NBA regular season. In addition, the Boston Celtics play eight exhibition games prior to the commencement of the regular season. Under the NBA Constitution and By-laws, the Boston Celtics receive all revenues from the sale of tickets to regular season home games (subject to the NBA gate assessment) and no revenue from the sale of tickets to regular season away games. Generally, the Boston Celtics retain all revenues from the sale of tickets to home exhibition games played in Boston as well as certain ticket revenues from home exhibition games played outside of Boston. Under certain circumstances, the Boston Celtics pay appearance fees to the visiting team for exhibition games, and likewise the team may receive appearance fees for exhibition games played elsewhere.

      Effective with the 1995-96 season, all Boston Celtics regular season home games are played in the FleetCenter, an arena located in downtown Boston, with a seating capacity of approximately 19,300. The policy of the Boston Celtics during the last several years has been to limit the number of season tickets so that some tickets are available on a per game basis. During the 1997-98 season, approximately 14,000 season tickets were sold, as compared to 13,000 in the 1996-97 season and 15,000 in 1995-96 season.

      Television, Cable and Radio Broadcasting. The Boston Celtics and the NBA license the television and radio broadcast rights to Boston Celtics basketball games. The NBA, as agent for its members, licenses the national and international broadcast of the games under agreements with NBC Sports, a division of the National Broadcasting Company (the "NBC agreement"), and Turner Network Television, Inc., an affiliate of Turner Broadcasting (the "TNT agreement"). Each of the NBA member teams shares equally in these license fees. In addition, the Boston Celtics previously licensed the local over the air rights to broadcast away games under an agreement with Gillett Communications of Boston, Inc. (subsequently assigned to Paramount Communications), licensee of Television Station UPN 38, WSBK-TV (the "WSBK agreement") and licenses the cable rights to broadcast home games to Sportschannel New England Limited Partnership (subsequently renamed Fox Sports New England) (the "Sportschannel agreement"). The Boston Celtics licenses the rights to broadcast all games on radio under an agreement with American Radio Systems, Inc., licensee of Radio Station WEEI - 850AM (the "ARS agreement"). The NBC and TNT agreements were renewed subsequent to the 1997-98 season and extend through the 2001-02 season. The Sportschannel agreement extends through the 1999-2000 season, with a right to an additional extension by Fox Sports New England through the 2000-01 season. The ARS agreement extends through the 1999-2000 season. The WSBK agreement expired at the end of the 1997-98 season and was not renewed. In August 1998, Celtics Basketball entered into an agreement with Boston University Communications, Inc., licensee of WABU-TV Boston ("WABU"), to license the local over the air rights to broadcast away games (the "WABU Agreement"). The WABU Agreement extends through the 2000-01 season. There can be no assurance that Celtics Basketball or the NBA, upon expiration of the aforementioned agreements, will be able to enter into new agreements on terms as favorable as those in the current agreements.

      Generally, these agreements provide for the broadcast of a specified number of games (exhibition, regular season and playoff games) at specified rights fees per game, which in some cases increase over the term of the contract and in some cases provide for revenue sharing. The national agreements provide that the licensee identify the games which it wishes to broadcast and the local rights agreements provide for the preemption of games broadcast under the national license agreements. The WABU agreement provides that WABU and the Boston Celtics will jointly market and sell advertising spots for placement in the broadcast of Boston Celtics road games. The WABU agreement further provides that the proceeds from the sale of such spots will be shared, with the Boston Celtics receiving 80% of the net revenue in excess of production costs. Celtics Basketball's ability to recognize revenue under the WABU agreement will depend on its ability to jointly market and sell advertising spots with WABU for placement in the broadcast of Boston Celtics road games.

      The NBC agreement accounted for approximately 15% ($11,439,000), 11% ($6,896,552) and 10% ($6,552,000) of the Boston Celtics' total revenues for the years ended June 30, 1998, 1997 and 1996, respectively. No other agreement accounted for as much as 10% of the Boston Celtics' total revenues for the years ended June 30, 1998, 1997 and 1996.

      Other Sources. Other sources of revenues for the basketball operations include promotional and novelty revenues, including royalties from NBA Properties, Inc. ("NBA Properties"). NBA Properties is a corporation organized in 1967 to which each NBA member has assigned the exclusive rights to the merchandising of its team name, insignia and other similar properties to the extent such rights were not previously assigned to others prior to the formation of NBA Properties. NBA Properties pays royalties to each NBA team in consideration of the receipt of such rights. This assignment is subject to the Boston Celtics' right to use their insignia and symbols in connection with the promotion of the team in their home territory and retail sales in their home arena. NBA Properties licenses other companies to manufacture and sell official NBA items such as sneakers, basketballs, warm-up jackets and sweatshirts, as well as certain non-sports items.

Basketball Team

      Players. In general, the rules of the NBA permit each team to maintain an active roster of 12 basketball players during each regular season and up to 20 players in the off-season. The By-laws of the NBA require each member team to enter into a uniform player contract with each of its players. The following table sets forth certain information concerning the players under contract with the Boston Celtics as of September 18, 1998:

                                                          Last Season
      Name              Position        Years in NBA     Under Contract
----------------     --------------     ------------     --------------

Kenny Anderson       Guard                   7              2002-03
Dana Barros          Guard                   9              2000-01
Bruce Bowen          Forward                 2              1998-99
Andrew DeClercq      Forward/Center          3              2001-02
Pervis Ellison       Center                  9              1999-00
Dontae Jones         Forward                 2              1998-99
Travis Knight        Center                  2              2003-04
Walter McCarty       Forward                 2              1998-99
Ron Mercer           Guard                   1              1999-00
Greg Minor           Forward                 4              2000-01
Antoine Walker       Forward                 2              1998-99

      Coaches, General Manager and other Team Personnel. The Head Coach of the Boston Celtics, Rick Pitino, was appointed Head Coach, President and Director of Basketball Operations following the 1996-97 season. Mr. Pitino was most recently the Head Basketball Coach at the University of Kentucky since 1989, and served as the Head Coach of the New York Knickerbockers (1987-1989), Head Coach at Providence College (1985-1987), assistant coach of the New York Knickerbockers (1983-1985) and Head Coach at Boston University (1978-1983). Mr. Pitino is under contract with Celtics Basketball as President and Director of Basketball Operations through May 6, 2007, and as Head Coach of the Boston Celtics through the 2002-03 season.

      James O'Brien has been an Associate Coach of the Boston Celtics since May 1997. Mr. O'Brien was previously an assistant coach at the University of Kentucky (1994-1997), the Head Coach at the University of Dayton (1989-1994), and an assistant coach of the New York Knickerbockers (1987-1989), prior to which he held a variety of coaching positions from 1974 through 1987. Mr. O'Brien is under contract through the end of the 1999-2000 season.

      Lester Conner has been an Assistant Coach of the Boston Celtics since July 1998. Mr. Conner was most recently a scout for the Miami Heat of the NBA
(1997) and has held several coaching positions since 1995. Previously, Mr. Conner played in the NBA from 1982-1995. Mr. Conner is under contract through the end of the 1999-2000 season.

      John Carroll has been an Assistant Coach of the Boston Celtics since June 1997. Mr. Carroll was previously the Advance Pro Scout for the Orlando Magic of the NBA (1996-1997) and for the Portland Trail Blazers of the NBA (1995-1996), the Head Coach at Duquesne University (1989-1995) and an assistant coach at Seton Hall University (1982-1989). Mr. Carroll is under contract through the end of the 1998-99 season.

      Shaun Brown has been the Strength and Conditioning Coach of the Boston Celtics since May 1997. Mr. Brown was previously the Strength and Conditioning Coach at the University of Kentucky (1992-1997), the Strength and Conditioning Coach at Providence College (1989-1992) and the Assistant Strength and Conditioning Coach at Rutgers University (1987-1988). Mr. Brown is under contract through the end of the 1998-99 season.

      Chris Wallace has been the General Manager of the Boston Celtics since May 1997. Mr. Wallace was previously the Director of Player Personnel (1996-1997) and a scout (1992-1996) for the Miami Heat of the NBA, prior to which he worked in various scouting capacities for the Portland Trail Blazers, Denver Nuggets, Los Angeles Clippers and New York Knickerbockers of the NBA. Mr. Wallace is under contract through the end of the 1999-2000 season.

      Ed Lacerte is the Head Athletic Trainer and Physical Therapist of the Boston Celtics and has served in that capacity since September 1987. Mr. Lacerte is under contract through the end of the 1999-2000 season.

      Under its contracts with its coaches, general manager and other team personnel (including individuals formerly employed in these positions), the Boston Celtics had compensation expense totaling $8,852,000 during the 1997-98 season. During the 1998-99 season, the Boston Celtics are required to make salary payments to its coaches, general manager and other team personnel (including individuals formerly employed in these positions) totaling $8,914,000.

      Collective Bargaining Agreement. A collective bargaining agreement (the "Collective Bargaining Agreement") was ratified by the NBA and the National Basketball Players' Association ("NBPA") on September 15, 1995 and executed by the parties on July 11, 1996. The Collective Bargaining Agreement was to be in effect through June 30, 2001. The Collective Bargaining Agreement provided for maximum and minimum total team salaries to be paid to players. Both maximum and minimum team salaries were determined based on estimates prior to the start of each season. The maximum team salary (the "Salary Cap") for each team for a particular season, subject to certain exceptions, was the greater of a predetermined dollar amount or 48.04% of the projected Basketball-Related Income (as defined in the Collective Bargaining Agreement) ("BRI") of all NBA teams, divided by the number of NBA teams.

      Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected BRI. On March 23, 1998, the Board of Governors of the NBA voted to exercise that right and reopen the Collective Bargaining Agreement effective as of June 30, 1998, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players under contracts for the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. Prior to the lockout, the Boston Celtics had made salary commitments to its players under contract for the 1998-99 season totaling approximately $18,801,000.

      There can be no assurance that the NBA and the NBPA will reach agreement on a new collective bargaining agreement, and there can be no assurance that NBA teams, including the Boston Celtics, will not have to make payments to players under contract for the 1998-99 season and beyond during the lockout. Given the fixed nature of many of its expenses, and given that the Boston Celtics' operating revenues are almost entirely dependent on the NBA season, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected. Further, in the event that the NBA and the NBPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Basketball Facilities

      Effective with the start of the 1995-96 basketball season, the Boston Celtics play all home games at the FleetCenter located in Boston, Massachusetts. On April 4, 1990, CLP entered into a License/Lease Agreement and an Office Lease Agreement (collectively, the "Lease Agreement") with New Boston Garden Corporation ("NBGC"), which was amended in certain respects and was assigned to Celtics Basketball in connection with the Reorganization. NBGC, which is not affiliated with the Boston Celtics, developed the new building and sports entertainment facility which has a seating capacity of approximately 19,300 spectators. The FleetCenter opened on September 30, 1995.

      Under the terms of the Lease Agreement, NBGC has granted to Celtics Basketball a license to use the basketball facilities at the FleetCenter and provides approximately 10,000 square feet of office space. NBGC is responsible for maintaining the FleetCenter and providing administrative personnel such as ushers, ticket takers, police and security personnel, announcers, scorers and statisticians. At Celtics Basketball's request, NBGC is responsible for making all box office ticket sales and remitting the proceeds to Celtics Basketball. In general, NBGC receives only premium fee revenues generated from preferred seating and executive boxes in the FleetCenter. Under the terms of the Lease Agreement, Celtics Basketball does not share in revenue from food and beverage concessions at the FleetCenter, but may sell programs at each game subject to the payment of a commission to NBGC's concessionaires. NBGC is also licensed to sell merchandise bearing the Boston Celtics' name, trademark and/or logo, subject to prior approval by, and payment of a commission to, Celtics Basketball.

      The Lease Agreement provides that it commenced on the day that the FleetCenter was substantially completed and operational and extends for 10 full basketball seasons (from the 1995-96 season to the 2004-2005 season). NBGC may, at its option, extend the term of the Lease Agreement for five additional basketball seasons (the "Extended Term"), provided NBGC gives notice during a specified period following the fifth anniversary of the commencement of the term of the Lease Agreement of its intention to exercise its option and subject to the NBGC making certain payments, based on its revenues, during the Extended Term.

      Celtics Basketball also leases approximately 16,000 square feet of space at 151 Merrimac Street, Boston, Massachusetts. This facility houses the Boston Celtics administrative offices. The term of this lease extends through December 2005, with an option to extend for one five-year renewal period. Under the provisions of the Lease Agreement with NBGC, Celtics Basketball is reimbursed for the cost of 10,000 square feet of office space during the 10-year term of the Lease Agreement with NBGC.

      On March 31, 1998, CLP entered into a lease agreement for the use of a 22,000 square feet practice facility and wellness center that is currently under construction in Waltham, Massachusetts. The facility will also include certain office space for Boston Celtics basketball operations personnel. The term of the lease extends through June 30, 2010, with three three-year options to extend. The lease agreement was assigned to Celtics Basketball in connection with the Reorganization.

The NBA

      The NBA is a joint venture, consisting of member teams, each of which operates a professional basketball team in a major city of the United States or Canada. NBA members operate under the rules and regulations established by the NBA Constitution and By-laws. The NBA Constitution prohibits any NBA "owner" (as defined in the NBA Constitution) or person with management authority over an NBA member from (i) directly or indirectly exercising control over any other NBA member, or (ii) holding a direct or indirect financial interest in another NBA member, unless the financial interest does not exceed one percent of any outstanding publicly traded class of securities or 75% of the Board of Governors of the NBA approves the interest. The NBA Constitution also imposes restrictions upon the transfer of interests in NBA members. The acquisition of a 10% or greater interest in a member team must be approved by the Board of Governors. The acquisition of an interest of less than 10% but more than 5% must be approved by a committee appointed by the NBA Commissioner. In general, the acquisition of a 5% or less interest must be approved by the NBA Commissioner. However, the acquisition of less than a 5% interest in a team that is owned by more than 500 persons is not restricted unless (i) the effect of such acquisition is to change ownership of effective control of the NBA member, (ii) the acquisition would result in any person or entity that has not been approved by an NBA committee or the members holding directly or indirectly more than a 5% interest or (iii) the acquisition would result in any person or entity that has not been approved by the NBA members holding directly or indirectly more than a 10% interest. Pursuant to applicable NBA rules, referees and other employees of the NBA are not eligible to purchase or hold Castle Creek Interests. Accordingly, a record owner of Castle Creek Interests may not transfer ownership of his or her Castle Creek Interests to any person who is not an "eligible holder" or who does not properly execute and deliver a transfer application certifying that he or she (or that, to the best of his or her knowledge, the person for whom he or she is acting as nominee) is an "eligible holder."

Competition

      The Boston Celtics are the only professional basketball team in the Boston area. However, the Boston Celtics compete for spectator interest with all forms of professional and amateur sports conducted in and near Boston. During parts of the basketball season the Boston Celtics experience competition from professional hockey (the Boston Bruins), professional football (the New England Patriots), and professional baseball (the Boston Red Sox). In addition, the colleges and universities in the Boston area, as well as public and private schools, offer a full schedule of athletic events throughout the year. The Boston Celtics also compete for attendance with the wide range of other entertainment and recreational activities available in New England.

      The Boston Celtics also compete with other United States and foreign basketball teams, professional and otherwise, for available players.

Insurance

      The Boston Celtics maintain accidental death and dismemberment, disability and life insurance policies on most key players and certain coaches. These disability policies cover injuries which result in permanent and total disability, as well as temporary disability for injuries which cause less severe damage, but loss of player services for more than half a playing season. These policies would generally reimburse Celtics Basketball for a substantial percentage of the payments which it would be required to make to such player under his contract. The waiting period for reimbursement under most temporary disability policies is 41 games. This Key Man Disability Insurance Plan is maintained by the NBA through a Master Policy Program, and underwritten by a leading national insurance company.

      The Boston Celtics participate in a workers' compensation policy and a high limit comprehensive general liability and umbrella policy maintained by the NBA. Included under that plan is protection for team sports participant's liability covering claims which may result from, among other things, certain injuries which may be incurred during player contests or exhibitions sponsored by the Boston Celtics.

      The NBA has established a Disaster Plan which permits a team suffering an air or similar disaster to draft players from the other NBA teams subject to specified procedures. The NBA maintains an insurance policy that provides compensation to the team suffering the disaster, as well as those teams whose players are selected in such special draft.

      In addition to basketball-related insurance, the Partnership maintains various types of business insurance, including general liability insurance and umbrella insurance.

Employees

      In addition to the players and coaches, see "Basketball Operations - Basketball Team," as of September 18, 1998, the Boston Celtics had 45 full-time employees engaged in operating, marketing, advertising and administrative activities. None of the employees of the Boston Celtics other than its players are covered by collective bargaining agreements. Castle Creek does not currently have any employees. The Partnership considers its relations with the employees of its subsidiaries to be good.


Item 3.  Legal Proceedings
--------------------------

      As a member of the NBA, Celtics Basketball is a defendant along with the other NBA members in various lawsuits incidental to the NBA's basketball operations. Celtics Basketball will generally be liable, jointly and severally, with all other members of the NBA for the costs of defending such lawsuits and any liabilities of the NBA which might result from such lawsuits. From time to time, the Partnership may become a party to legal proceedings arising in the ordinary course of business.

      In August 1998, a class action complaint (the "Complaint") was filed by former BCLP II unitholders in the Court of Chancery of the State of Delaware in and for New Castle County against, among others, BCLP II, Castle Creek and Castle Creek GP. The named plaintiff, who purported to bring her individual action on behalf of herself and others similarly situated, is Kathleen Kruse Perry. The Complaint alleges, among other things, that the Reorganization was unfair to former BCLP II Unitholders, and seeks to recover an unspecified amount of damages, including attorneys' and experts' fees and expenses.

      Although the ultimate outcome of this Complaint cannot be determined at this time, management of the Partnership does not believe that the outcome of the proceedings will have a material adverse effect on the Partnership's financial position or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

      None.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters
--------------------------------------------------------------------------

      Castle Creek Interests are not traded on any established public trading market or quoted on any inter-dealer quotation system of any registered national securities association, and are subject to significant transfer restrictions.

      As of September 18, 1998, the approximate number of unitholders of Castle Creek's Units was 290.

      Distributions may be declared from time to time in the sole discretion of Castle Creek GP as General Partner of the Partnership. No distributions have been paid to date.


Item 6.  Selected Consolidated Financial Data
---------------------------------------------

      The selected consolidated financial information set forth below is qualified in its entirety by, and should be read in conjunction with, the Partnership's consolidated financial statements and notes thereto as of June 30, 1998 and for the period from April 13, 1998 (date of formation) to June 30, 1998.

      Amounts in thousands, except per unit data.

                                                           For the
                                                         Period from
                                                      April 13, 1998 to
                                                        June 30, 1998
                                                      -----------------
Consolidated Income Statement Data:

Other income:
Interest income                                             $216

Net income                                                  $216

Net income applicable to Limited Partners                   $214
Per unit:
Net income-basic                                            $8.76
Net income-diluted                                          $7.31


                                                        June 30, 1998
                                                      -----------------
Consolidated Balance Sheet Data:

Current assets                                            $ 51,103
Current liabilities                                         27,508
Total assets                                                96,356
Due to BCLP                                                 10,389
Notes payable                                               50,000
Deferred compensation - noncurrent portion                   8,962
Other noncurrent liabilities                                   600
Partners' capital (deficit)                                 (1,102)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Forward Looking Statements

      Certain statements and information included herein are "forward-looking statements" within the meaning of the federal Private Securities Litigation Reform Act of 1995, including statements relating to prospective revenues, expenses (including player and other team costs), capital expenditures, tax burdens, earnings and distributions, and expectations, intentions and strategies regarding the future. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Factors that could cause the Partnership's financial condition, results of operation, liquidity and capital resources to differ materially include the Boston Celtics' competitive success, uncertainties as to increases in players' salaries, the Boston Celtics' ability to attract and retain talented players, uncertainties relating to labor relations involving players and the lockout, the risk of injuries to key players and uncertainties regarding media contracts.

Basis of Presentation

      As more fully described in "Item 1 - Business and Properties - Overview of the Reorganization", Castle Creek was formed on April 13, 1998 in connection with a Reorganization of BCLP II, which was completed on June 30, 1998. In anticipation of the Reorganization, certain investment assets were contributed to Castle Creek in May 1998. On June 30, 1998, the assets and liabilities of the Boston Celtics were contributed to Celtics Basketball, in which Castle Creek indirectly owns a 51.6867% limited partnership interest. Accordingly, from the date of its formation until June 30, 1998, Castle Creek's operating results consisted solely of investing activities. For periods subsequent to June 30, 1998, Castle Creek's operating results will include its 51.6867% interest in the operations of the Boston Celtics.

Results of Operations

      Interest income represents investment income earned on the approximately $41 million in short-term investments received on May 22, 1998 in connection with the Reorganization. The Partnership's short-term investments consist primarily of private placement notes with a commercial bank with a maturity of under one year.

Boston Celtics Basketball Operations

      Effective June 30, 1998, the Partnership's operating results will include its interest in the operations of the Boston Celtics. A summary of selected financial data for the Boston Celtics for the three years in the period ended June 30, 1998, which have been consolidated in the accounts and results of operations of BCLP II for such periods, is as follows (amounts in thousands):

                                                      Year Ended June 30
                                                  1998       1997       1996
                                                 -------    -------    -------
Income Statement Data:
  Revenues                                       $75,680    $62,998    $64,780
  Costs and expenses:                             54,110     53,732     39,474
  Interest income (expense), net                  (3,067)    (3,453)    (4,085)
                                                 -----------------------------
  Net income                                     $18,503    $ 5,813    $21,221
                                                 =============================

                                                            June 30
                                                  1998       1997       1996
                                                 -------    -------    -------
Balance Sheet Data:
  Current assets                                 $ 9,866    $ 8,039    $ 8,001
  Current liabilities                             27,508     22,786     20,182
  Total assets                                    25,254     16,148     16,200
  Notes payable - noncurrent portion              50,000     47,500     50,000
  Deferred compensation - noncurrent portion       8,962     10,380     11,750
  Other noncurrent liabilities                       600      5,600        700
  Partners' capital (deficit)                    (61,816)   (70,118)   (66,432)

      The Boston Celtics derive revenues principally from the sale of tickets to home games and the licensing of television, cable network and radio rights. A large portion of the Boston Celtics' annual revenues and operating expense is determinable at the commencement of each basketball season based on season ticket sales and the Boston Celtics' multi-year contracts with its players and broadcast organizations.

      The operations and financial results of the Boston Celtics are seasonal. On a cash flow basis, the Boston Celtics receive a substantial portion of their receipts from the advance sale of season tickets during the months of June through October, prior to the commencement of the NBA regular season. Cash receipts from playoff ticket sales are received in March of any year for which the team qualifies for league playoffs. Most of the Boston Celtics' operating expenses are incurred and paid during the regular season, which extends from late October or early November through late April.

      For financial reporting purposes the Boston Celtics recognize revenues and expenses on a game-by-game basis. Because the NBA regular season begins in late October or early November, the first fiscal quarter, which ends on September 30, will generally include limited or no revenue and will reflect a net loss attributable to general and administrative expenses incurred in the quarter. Based on the present NBA game schedule, the Boston Celtics will generally recognize approximately one-third of its annual regular season revenue in the second fiscal quarter, approximately one-half of such revenue in the third fiscal quarter and the remainder in the fourth fiscal quarter, and it will recognize its playoff revenue, if any, in the fourth fiscal quarter.

Collective Bargaining Agreement

      As more fully described in "Item 1 - Business and Properties - Collective Bargaining Agreement", in March 1998 the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement and, effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players with respect to the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter. There can be no assurance that the NBA and the NBPA will reach agreement on a new collective bargaining agreement, and there can be no assurance that NBA teams, including the Boston Celtics, will not have to make payments to players under contract for 1998-99 season and beyond during the lockout. Given the fixed nature of many of its expenses, and given that the Partnership's operating revenues are almost entirely dependent on the NBA season, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected. Further, in the event that the NBA and the NBPA agree to a new collective bargaining agreement or the lockout ends, there can be no assurance that the NBA and NBPA will not experience labor relations difficulties in the future or significantly increased player salaries, which could have a material adverse effect on the Partnership's financial condition or results of operations.

Liquidity and Capital Resources

      The Partnership generated approximately $65,000 in cash from continuing operations for the period from April 13, 1998 (date of formation) to June 30, 1998. At June 30, 1998 the Partnership had approximately $6,602,000 of cash and cash equivalents and $41,173,000 of other short-term investments, which were received in connection with the Reorganization. In addition to these amounts, sources of funds available to the Partnership include funds generated by operations, capital contributions from partners and distributions from Celtics Basketball Holdings, which through a subsidiary owns and operates the Boston Celtics. These resources will be used for general partnership purposes, working capital needs or for possible investments and/or acquisitions.

      Celtics Basketball has a $60,000,000 credit facility dated December 15, 1997 with its commercial bank. The credit agreement, which was originally entered into by CLP and contributed to Celtics Basketball on June 30, 1998, consists of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. As of June 30, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit. Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan. The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%. Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

      During the period from April 13, 1998 (date of formation) to June 30, 1998, no cash distributions were declared or paid to Castle Creek unitholders. Future distributions will be determined by Castle Creek GP in its sole discretion based, among other things, on available resources and the needs of the Partnership and the ability of Castle Creek's subsidiaries to generate sufficient operating cash flow. In addition, as described in "Items 1 and 2:
Business and Properties-Castle Creek Interests", the Partnership is authorized to take, and is actively considering, certain actions in order to reduce the number of its beneficial holders to ensure that it remains exempt from investment company regulation. Such actions, which include a reverse split of Castle Creek interests or redeeming or repurchasing Castle Creek interests, would reduce the amounts available, if any, for future distributions to Castle Creek unitholders.

      Management believes that its cash, cash equivalents and other short-term investments together with cash from operating activities, distributions from subsidiaries and amounts available to Celtics Basketball under its credit agreements with its commercial bank will provide adequate cash for the Partnership and its subsidiaries to meet their cash requirements through June 30, 1999.

Year 2000
---------

      The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

      The Partnership has assessed all of its hardware and software systems, which are comprised solely of an internal personal computer network and commercially available software products, and has begun to assess the embedded systems contained in its leased properties, for Year 2000 issues. Based on this assessment, which entailed a review of the Partnership's systems by its internal information technology specialist, the Partnership believes that its hardware and software systems are ready for the Year 2000. The Partnership is uncertain whether the embedded systems contained in its leased properties are ready for the Year 2000. The Partnership has also begun to assess potential Year 2000 issues relating to third parties with which it deals, and is not aware of any Year 2000 issues relating to third parties with which it has a material relationship. There can be no assurance, however, that the systems of third parties on which the Partnership or its systems rely will not present Year 2000 problems that could have a material adverse effect on the Partnership.

      The Partnership has not spent a material amount to remediate Year 2000 problems and does not anticipate that it will spend a material amount to remediate Year 2000 problems in the future.

      The Partnership is uncertain regarding its most reasonably likely worst-case Year 2000 scenario, and the impact of such a scenario on its business, operations or financial condition. The Partnership intends to consider such a scenario and develop a contingency plan to handle it during the next 12 months.


Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

      See Item 14.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
------------------------------------------------------------

General Partner

      The General Partner of Castle Creek is Castle Creek GP, a Delaware corporation organized in 1998. Castle Creek GP is wholly owned by Celtics, Inc., which is wholly owned by Walcott Partners, L.P., a Gaston family partnership. Castle Creek's activities are managed and controlled by Castle Creek GP.

      The General Partner of Celtics Basketball Holdings and Celtics Basketball is BCC. Paul E. Gaston and Don F. Gaston (Paul Gaston's father) are the sole stockholders of BCC. The activities of Celtics Basketball Holdings and Celtics Basketball are managed and controlled by BCC.

      BCC receives a management fee of $750,000 per annum subject to annual increases based on annual cash flows from basketball operations after June 30, 1989. Management fee obligations of $1,577,000, $820,000 and $1,555,000 applicable to BCC were charged to the operations of CLP, former owner of the Boston Celtics, during the years ended June 30, 1998, 1997, and 1996, respectively. Such management fees will be borne by Celtics Basketball effective July 1, 1998.

      In accordance with the partnerships' respective partnership agreements, each item of income, gain, loss and deduction is allocated and distributions are made to the partners and Unitholders in accordance with their respective percentage interests.

Directors and Executive Officers

      The following table sets forth, for each of the directors and executive officers of Castle Creek GP, his or her principal occupation, age and business experience during the past five years. All of the directors and officers are U.S. citizens and the business address of each is c/o Castle Creek Partners, L.P., 151 Merrimac Street, Boston, Massachusetts 02114.

      Name           Age     Position
----------------     ---     --------

Paul E. Gaston       41      Chairman of the Board
Richard G. Pond      38      Executive Vice President, Chief Operating Officer,
                             Chief Financial Officer, Treasurer, and Secretary
Don F. Gaston        64      Director
Paula B. Gaston      64      Director

      There are no committees of the Board of Directors of Castle Creek GP, and directors of Castle Creek GP receive no directors fees. Directors are named by the stockholders of Castle Creek GP and serve until their successors are named. Thus, holders of Castle Creek Interests have no vote in the selection of directors of Castle Creek GP. Castle Creek GP's officers are appointed by, and serve at the discretion of, the Board of Directors.

      Mr. Paul E. Gaston was named Chairman of the Board of Castle Creek GP upon its formation. Mr. Gaston is the Chairman of the Board of Celtics, Inc., BCLP GP, BCLP II GP and BCC. Upon its formation in November 1992, he became Managing Director of Walcott Partners L.P., a Gaston family partnership whose investments include limited partnership interests in the Partnership and ownership of Celtics, Inc. Mr. Paul E. Gaston is the son of Don F. and Paula B. Gaston.

      Mr. Pond was named Executive Vice President, Chief Operating Officer, Chief Financial Officer, Treasurer, and Secretary of Castle Creek GP upon its formation. Upon consummation of the Reorganization, Mr. Pond assumed similar responsibilities with BCLP GP. Mr. Pond has been employed by Celtics Inc. since July 1992. He was named the Vice President, Controller and Secretary of Celtics, Inc. in December 1992. Effective July 1, 1996, Mr. Pond assumed his responsibilities as Executive Vice President, Chief Financial Officer and Treasurer of Celtics, Inc., and effective July 1, 1997, he was named the Executive Vice President, Chief Operating Officer, Chief Financial Officer and, Treasurer, of Celtics Inc. From July 1981 to June 1992, he was with the international accounting firm of Ernst & Young LLP, most recently as a senior audit manager.

      Mr. Don F. Gaston was named Director of Castle Creek GP upon its formation. Mr. Gaston is a director of Celtics, Inc., BCLP GP, BCLP II GP and BCC. He was Chairman of the Board of BCLP and CLP until his resignations in December 1992 and September 1993, respectively, at which times he was succeeded in each of these positions by his son, Paul E. Gaston. Mr. Gaston is the husband and father respectively, of Paula B. Gaston and Paul E. Gaston.

      Mrs. Paula B. Gaston became a Director of Castle Creek GP upon its formation. Mrs. Gaston is a director of Celtics, Inc., BCLP GP, BCLP II GP and BCC. She is a private investor and is the wife of Mr. Don F. Gaston and the mother of Paul E. Gaston.


Item 11.  Executive Compensation
--------------------------------

      There was no compensation awarded to, earned by or paid to any of the executives or directors of Castle Creek GP, Castle Creek or its subsidiaries by Castle Creek, nor were there any grants or exercises of options or appreciation rights, during the period from April 13, 1998 (date of formation) to June 30, 1998.

Employment and Consulting Agreements-The Basketball Operations

      Under an agreement dated as of March 13, 1981, as amended, Red Auerbach has been retained to serve as a consultant to the Boston Celtics for the remainder of his life. For such services, Mr. Auerbach will receive compensation totaling $250,000 per year for his lifetime. In fiscal 1998, 1997 and 1996, Mr. Auerbach received bonus payments totaling $500,000, $600,000 and $100,000, respectively. In the event of Mr. Auerbach's death, his wife shall be entitled to receive for the balance of her life monthly payments equal to those that would have otherwise been paid to Mr. Auerbach. Mr. Auerbach shall advise the Boston Celtics with respect to, among other things, the team's selections in the NBA college draft, evaluation of college and professional players and the performance of the team and the players for as long as he is physically able to perform such services.

      Under an agreement dated May 6, 1997, Rick Pitino agreed to serve as President and Director of Basketball Operations of CLP through May 6, 2007, and as Head Coach of the team for the first six full NBA seasons of the agreement (through the 2002-03 season). In connection with the Reorganization, this contract was assigned to Celtics Basketball. Under the agreement, Mr. Pitino will receive annual salaries of $6,750,000 through May 6, 2003 and $2,000,000 through May 6, 2007. Mr. Pitino was also granted a bonus in the amount of $600,000, payable on the earlier of May 6, 2003 or upon a change in control of CLP. In addition, in the event of a Change in Control as defined in the agreement, Mr. Pitino will receive the lesser of $22,000,000 or any unpaid amounts for the remainder of the term of the agreement. The Reorganization was not a Change in Control as defined in Mr. Pitino's employment agreement.

Compensation Committee Interlocks and Insider Participation

      The board of directors of Castle Creek GP has no compensation committee. There was no compensation awarded to, earned by or paid to any of the executives or directors of Castle Creek GP, Castle Creek or its subsidiaries by Castle Creek, nor were there any grants or exercises of options or appreciation rights, during the period from April 13, 1998 (date of formation) to June 30, 1998, and there were no material deliberations of the board of directors of Castle Creek GP regarding executive compensation. Other than Paul E. Gaston, who is an officer of Castle Creek GP, none of the directors was, during the period from April 13, 1998 (date of formation) to June 30, 1998 or previously, an officer or employee of the Partnership or any of its subsidiaries or had any affiliated relationship requiring disclosure other than described above.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

      The following table sets forth certain information regarding the Partnership's Units beneficially owned on September 18, 1998 by (i) each person who is known by the Partnership to beneficially own more than five percent (5%) of the outstanding Units, (ii) each director of the General Partner, and (iii) all directors and executive officers of the General Partner as a group. All information with respect to beneficial ownership has been furnished by the respective Unitholders to the Partnership.

                                                       Percent of
          5% Unitholders,                Number of     Outstanding
  Directors and Executive Officers         Units        Units(1)
------------------------------------     ---------     -----------

Don F. Gaston and Paula B. Gaston         7,237(2)        27.0%
33 East 63rd Street
New York, New York 10021

Paul E. Gaston                           18,493(3)        69.0
33 East 63rd Street
New York, New York 10021

All directors and executive officers
 as a group (3 persons)                  25,730           96.0

-------------------
<F1>  Percent of Outstanding Units for a particular Unitholder will be greater than such Unitholder's percentage interest in the Partnership, due to the 1% interest in the Partnership held by the General Partner.

<F2>  Includes 3,199 Units held by Brookwood Investments Limited Partnership, a partnership owned by Don F. and Paula B. Gaston of which Don F. Gaston is the General Partner. Does not include 13,199 Units held by Walcott Partners L. P. See Note (3) below.

<F3>  Includes 13,199 Units held by Walcott Partners L. P., a Gaston family partnership. The General Partner of Walcott Partners L.P. is Draycott, Inc., wholly-owned by Paul E. Gaston who is the only officer and director. For the purpose of this table, Mr. Paul E. Gaston is deemed to be the beneficial owner of these Units. Also includes 30 Units held by Mr. Gaston as custodian for his minor children, 30 Units held directly held by Mr. Gaston's minor children, and 375 Units held by BCC, over which Mr. Gaston has investment authority. Also includes 4,849 restricted units (the "Restricted Units"), 2,349 of which vest on June 28, 2006 and 2,500 of which vest on June 30, 2007. The Restricted Units contain certain significant restrictions as to transferability, but are entitled to receive distributions with respect to such Units.

      Unless otherwise indicated, all parties have both exclusive voting and investing power.


Item 13.  Certain Relationships and Related Transactions
--------------------------------------------------------

      On June 30, 1998, Castle Creek entered into a management services agreement by and between Celtics Basketball Holdings, Celtics Basketball and BCLP and its subsidiaries, BCLP II, CLP, Celtics Pride GP, Celtics Capital Corporation and BCCLP Holding Corporation. The agreement provides that Celtics Basketball will provide certain management and corporate services on behalf of the other entities, and will charge a fee to the other entities for these services based on the actual cost of the services to Celtics Basketball. Although no such services were provided and no fees were charged under this agreement for the period from April 13, 1998 (date of formation) to June 30, 1998, it is anticipated that certain services will be provided and fees will be paid by the Partnership under this agreement commencing July 1, 1998.


                                    PART IV


Item 14.  Exhibits, and Reports on Form 8-K
-------------------------------------------

      (a)   The following documents are filed as part of this report:

            1.    Financial Statements:

      The financial statements listed in the accompanying List of Financial Statements and Financial Statement Schedules are filed as part of this report.

            2.    Exhibits:

      The Exhibits listed below are filed as part of this report.

            (3)   (a)   --    Certificate of Limited Partnership of Castle
                              Creek Partners, L.P.7

                  (b)   --    Agreement of Limited Partnership of Castle Creek
                              Partners, L.P.7

                  (c)   --    Certificate of Incorporation of Castle Creek
                              Partners GP, Inc.7

                  (d)   --    By-laws of Castle Creek Partners GP, Inc.7

           (10)   (a)   --    Joint Venture Agreement by and among NBA member
                              organizations.1

                  (b)   --    Constitution and By-laws of the National
                              Basketball Association.1

                  (c)   --    Collective bargaining agreement, dated as of
                              November 1, 1988, between the NBA and the National Basketball Players Association.3

                  (d)   --    License/Lease Agreement dated April 4, 1990
                              between Boston Celtics Limited Partnership and
                              New Boston Garden Corporation (confidential treatment previously granted).2

                  (e)   --    Office Lease Agreement dated April 4, 1990
                              between Boston Celtics Limited Partnership and
                              New Boston Garden Corporation (confidential treatment previously granted).2

                  (f)   --    Letter Agreement dated April 4, 1990 between the
                              Boston Celtics Limited Partnership and New Boston
                              Garden Corporation (confidential treatment granted).2

                  (g)   --    Restricted Unit Agreement dated June 28, 1996
                              between Boston Celtics Limited Partnership and
                              Paul E. Gaston.4

                  (h)   --    Letter from Paul Gaston electing to accept all
                              incentive compensation for 1996 in restricted units.4

                  (i)   --    Letter Agreement dated June 30, 1997 between
                              Boston Celtics Limited Partnership and Paul E.
                              Gaston pertaining to the election to exchange options to purchase Limited Partnership Units for Restricted Units.5

                  (j)   --    Credit Agreement dated as of December 15, 1997 by
                              and between Celtics Limited Partnership as the Borrower, Boston Celtics Limited Partnership and
                              Citizens Bank of Massachusetts as the Lender.6

                  (k)   --    Amended and Restated Agreement and Plan of
                              Reorganization, dated as of June 5, 1998, among Boston Celtics Limited Partnership, Boston
                              Celtics Limited Partnership II, Castle Creek
                              Partners, L.P., Celtics Limited Partnership,
                              Celtics, Inc., BCLP II GP, Inc., Castle Creek
                              Partners GP, Inc., Boston Celtics Corporation, and Celtics Capital Corporation.7

                  (l)   --    Agreement and Plan of Merger of BCLP Merger,
                              Inc., Boston Celtics Limited Partnership and
                              Boston Celtics Limited Partnership II, dated as of June 29, 1998.7

           (27)   Financial Data Schedule


      1 Incorporated by reference from the exhibits filed with BCLP II's registration statement on Form S-1 filed under the Securities Act of 1933 (File No. 33-9796).

      2 Incorporated by reference from the exhibits filed with BCLP II's Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1990.

      3 Incorporated by reference from exhibits filed with BCLP II's report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1989.

      4 Incorporated by reference to the exhibits filed with BCLP II's report on Form 10-K filed with the Securities and Exchange Commission on September 27, 1996 (File No. 0-19324).

      5 Incorporated by reference to the exhibits filed with BCLP II's report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997 (File No. 0-19324).

      6 Incorporated by reference to the exhibits filed with BCLP II's report on Form 10-Q filed with the Securities and Exchange Commission on February 6, 1998 (File No. 0-19324).

      7 Incorporated by reference from the exhibits filed with the report on Form S-4 filed with the Securities and Exchange Commission on April 17, 1998, as amended (File No. 333-50367).

      (b) Reports on Form 8-K filed in the fourth quarter of 1998 - Form 8-K dated June 30, 1998, reporting, in response to Item 5, on the consummation of the Reorganization.

      (c) Exhibits - The response to this portion of Item 14 is filed as a part of this report.

      (d)   Financial Statement Schedules - The response to this portion of
Item 14 is filed as part of this report.



                         ANNUAL REPORT ON FORM 10-K

                  ITEM 8, ITEM 14(a)(1) and (2)(c) and (d)

                        LIST OF FINANCIAL STATEMENTS

                            FINANCIAL STATEMENTS
                              CERTAIN EXHIBITS
                          YEAR ENDED JUNE 30, 1998

                         CASTLE CREEK PARTNERS, L.P.

                            BOSTON, MASSACHUSETTS


FORM 10-K -- ITEM 14(a)(1) and (2)

CASTLE CREEK PARTNERS, L.P.

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements are included in Item 8:

      Consolidated Balance Sheet at June 30, 1998.

      Consolidated Statement of Income for the period from April 13, 1998
       (date of formation) to June 30, 1998.

      Consolidated Statement of Partners' Capital (Deficit) for the period from April 13, 1998 (date of formation) to June 30, 1998.

      Consolidated Statement of Cash Flows for the period from April 13,
       1998 (date of formation) to June 30, 1998.

      Notes to Consolidated Financial Statements.



      All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


                       Report of Independent Auditors

To the General Partner
Castle Creek Partners, L.P.

We have audited the accompanying consolidated balance sheet of Castle Creek Partners, L.P. and Subsidiaries as of June 30, 1998, and the related consolidated statements of income, partners' capital (deficit) and cash flows for the period from April 13, 1998 (date of formation) to June 30, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Castle Creek Partners, L.P. and Subsidiaries at June 30, 1998, and the consolidated results of their operations and their cash flows for the period from April 13, 1998 (date of formation) to June 30, 1998, in conformity with generally accepted accounting principles.



                                       /s/ Ernst & Young LLP
                                       ---------------------

Boston, Massachusetts
September 18, 1998

                         CASTLE CREEK PARTNERS, L.P.
                              and Subsidiaries
                         Consolidated Balance Sheet
                                June 30, 1998


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $ 6,601,978
  Other short-term investments                                       41,172,668
  Accounts receivable                                                 2,875,246
  Prepaid expenses and other current assets                             453,212
                                                                    -----------
TOTAL CURRENT ASSETS                                                 51,103,104

MINORITY INTEREST IN CAPITAL DEFICIENCY OF CELTICS
 BASKETBALL HOLDINGS, L.P.                                           29,865,364
PROPERTY AND EQUIPMENT, net                                           1,062,659
NATIONAL BASKETBALL ASSOCIATION FRANCHISE, net of
 amortization of $2,313,599                                           3,855,982
NOTE RECEIVABLE                                                       6,610,017
OTHER ASSETS                                                          3,859,287
                                                                    -----------
                                                                    $96,356,413
                                                                    ===========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $19,466,235
  Deferred game revenues                                              6,484,338
  Deferred compensation - current portion                             1,557,030
                                                                    -----------
TOTAL CURRENT LIABILITIES                                            27,507,603

NOTES PAYABLE TO BANK                                                50,000,000
DEFERRED COMPENSATION - noncurrent portion                            8,961,591
DUE TO BOSTON CELTICS LIMITED PARTNERSHIP                            10,389,125
OTHER NON-CURRENT LIABILITIES                                           600,000

PARTNERS' CAPITAL (DEFICIT), issued and outstanding 29,300 units of limited partnership interest
  Castle Creek Partners, L.P. -
    General Partner                                                      22,535
    Limited Partners                                                  1,911,543
                                                                    -----------
                                                                      1,934,078
  Celtics Basketball Holdings, L.P. - General Partner                     1,000
  Celtics Basketball, L.P. - General Partner                              1,000
  Partners' capital contribution receivable                          (3,037,984)
                                                                    -----------
TOTAL PARTNERS' CAPITAL (DEFICIT)                                    (1,101,906)
                                                                    -----------
                                                                    $96,356,413
                                                                    ===========


See notes to consolidated financial statements.


                         CASTLE CREEK PARTNERS, L.P.
                              and Subsidiaries
                      Consolidated Statement of Income
           For the Period From April 13, 1998 (date of formation)
                              to June 30, 1998



Other income:
  Interest income                                         $216,245
                                                          --------

Net income                                                 216,245
Net income applicable to interests of General Partners       2,162
                                                          --------

Net income applicable to interests of Limited Partners    $214,083
                                                          ========

Per unit:
  Net income-basic                                        $   8.76
  Net income-diluted                                      $   7.31



See notes to consolidated financial statements.


                         CASTLE CREEK PARTNERS, L.P.
                              and Subsidiaries
            Consolidated Statement of Partners' Capital (deficit)
           For the Period From April 13, 1998 (date of formation)
                              to June 30, 1998

                                                          Limited Partners         General Partners' Interests
                                                         ------------------- ----------------------------------------  Partners'
                                                                                               Celtics      Celtics     Capital
                                                                              Castle Creek    Basketball   Basketball Contribution
                                               Total     Units     Amount    Partners, L.P. Holdings, L.P.    L.P.     Receivable
                                               -----     -----     ------    -------------- -------------- ---------- ------------


Contribution of short-term investments from
 Boston Celtics Limited Partnership II     $ 41,022,067         $ 41,022,067
Cash contributions from partners                    200                                         $  100       $  100
Contributions receivable                                           2,595,602   $ 440,582           900          900   ($3,037,984)
Contribution of interest in Celtics
 Basketball Holdings, L.P.                  (31,631,780)         (31,315,462)   (316,318)
Assumption of deferred tax liability        (10,389,125)         (10,285,234)   (103,891)
Issuance of units of limited partnership
 interest                                                28,925
Issuance of units to Boston Celtics
 Corporation in exchange for interests in
 Celtics Basketball Holdings, L.P.             (319,513)    375     (319,513)
Net income for the period from April 13,
 1998 (date of formation) to June 30, 1998      216,245              214,083       2,162
                                            -------------------------------------------------------------------------------------
Balance at June 30, 1998                    $(1,101,906) 29,300 $  1,911,543   $  22,535        $1,000       $1,000   ($3,037,984)
                                            =====================================================================================



See notes to consolidated financial statements.


                         CASTLE CREEK PARTNERS, L.P.
                              and Subsidiaries
                    Consolidated Statement of Cash Flows
           For the Period From April 13, 1998 (date of formation)
                              to June 30, 1998



Cash flows from operating activities:
  Net income                                                                   $    216,245
  Adjustments to reconcile net income to net cash provided by operating activities:
    Increase in prepaid expenses and other current assets                          (150,601)
                                                                               ------------
Net cash provided by operating activities                                            65,644

Cash flows from investing activities:
  Purchases of short-term investments                                           (20,000,000)
  Proceeds from sales of short-term investments                                  20,000,000
                                                                               ------------
Net cash provided by investing activities                                                 0
                                                                               ------------

Cash flows from financing activities:
  Contributions from general partners                                                   200
  Contribution to Celtics Basketball, L.P. from Celtics Limited Partnership       6,536,134
                                                                               ------------
Net cash provided by financing activities                                         6,536,334
                                                                               ------------

Cash at end of period                                                          $  6,601,978
                                                                               ============


Non cash investing and financing activities:
  Contribution of short-term investments by Boston Celtics Limited
   Partnership II in exchange for units of limited partnership interest        $ 41,022,067
  Contribution of interest in Celtics Basketball Holdings, L.P.                $(31,631,780)
  Distribution of units to Boston Celtics Corporation                             $(319,513)



See notes to consolidated financial statements.


                         CASTLE CREEK PARTNERS, L.P.
                              and Subsidiaries
                 Notes to Consolidated Financial Statements


Note A - Basis of Presentation

Principles of Consolidation: Castle Creek Partners, L.P. ("Castle Creek", the "Partnership") is a Delaware limited partnership formed on April 13, 1998. The Partnership holds investments, including a 51.7% limited partnership interest in Celtics Basketball Holdings L.P. ("Celtics Basketball Holdings"), which through Celtics Basketball, L.P. ("Celtics Basketball") its 99.999% owned subsidiary, owns and operates the Boston Celtics professional basketball team of the National Basketball Association (the "Boston Celtics"). The consolidated financial statements include the accounts of Castle Creek, Celtics Basketball Holdings and Celtics Basketball. All intercompany transactions are eliminated in consolidation.

Castle Creek, Celtics Basketball Holdings and Celtics Basketball were formed in connection with a reorganization of Boston Celtics Limited Partnership II ("BCLP II") (the "Reorganization"). In connection with the Reorganization, certain investment assets were contributed to Castle Creek in May 1998, and the assets and liabilities of the Boston Celtics were contributed to Celtics Basketball on June 30, 1998. Accordingly, from the date of its formation until June 30, 1998, the Partnership's operating results consisted solely of investing activities. For periods subsequent to June 30, 1998, the Partnership's operating results will include its 51.7% interest in the operations of the Boston Celtics.

The general partner of Castle Creek is Castle Creek Partners GP, Inc.

Note B - Significant Accounting Policies

Cash Equivalents: Cash equivalents represent short-term investments with maturities at the date of purchase of three months or less.

Estimates and Assumptions: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Concentration of Credit Risk: Financial instruments which potentially subject the Partnership to credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Partnership's cash equivalents and short-term investments represent investments with relatively short maturities in the securities of highly rated financial institutions. The Partnership performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Credit losses have been consistently within management's expectations.

Other Short Term Investments: The Partnership accounts for other short-term investments in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting requirements for investments in equity securities that have readily determinable fair values and for all investments in debt securities. All affected investment securities are classified as securities to be held to maturity, for trading, or available-for-sale.

Financial Instruments: The carrying value of financial instruments such as cash equivalents, accounts receivable and accounts payable approximate their fair values based on the short-term maturities of these instruments. The carrying value of long-term debt approximates its fair value based on references to similar instruments and the variable interest rate.

Franchise and Other Intangible Assets: These assets, consisting principally of the National Basketball Association franchise and other intangible assets are being amortized primarily on a straight-line basis over 40 years.

Property and Equipment: Property and equipment is stated at cost and is being depreciated over estimated useful lives of from five to fifteen years using straight line or accelerated methods of depreciation as appropriate. Leasehold improvements are depreciated over the lesser of the remaining lives of the leases or the assets.

Basketball Operations: Revenues, principally ticket sales and television and radio broadcasting fees, generally are recorded as revenues at the time the game to which such proceeds relate is played. Team expenses, principally player and coaches salaries, related fringe benefits and insurance, and game and playoff expenses, principally National Basketball Association attendance assessments and travel, are recorded as expense on the same basis. Accordingly, advance ticket sales and payments on television and radio broadcasting contracts and payments for team and game expenses not earned or incurred are recorded as deferred revenues and deferred expenses, respectively, and amortized ratably as regular season games are played. General and administrative and selling and promotional expenses are charged to operations as incurred.

Income Taxes: No provision for income taxes is required by the Partnership as its income and expenses are taxable to or deductible by its partners.

Comprehensive Income: In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 is effective for fiscal years beginning after December 15, 1997. The Partnership believes that the adoption of Statement 130 will not have a material impact on the Partnership's consolidated financial statements.

Note C - Reorganization of Boston Celtics Limited Partnership II

In connection with the Reorganization, BCLP II unitholders were given an option of exchanging their units of interest in BCLP II for Castle Creek interests on a 100-for-one basis. BCLP II would then contribute to Castle Creek the percentage of its net assets, subject to certain adjustments, corresponding to the percentage of BCLP II unitholders that elected to receive Castle Creek interests (the "Proportionate Election"). BCLP II's net assets consisted primarily of investment assets and, through a subsidiary, the assets of the Boston Celtics. In exchange for the contribution of assets to Castle Creek, BCLP II was to receive limited partnership interests in Castle Creek, which they subsequently would distribute to BCLP II unitholders electing to receive Castle Creek interests in the Reorganization.

In anticipation of the contribution of assets to Castle Creek, BCLP II contributed $41,022,067 of investment assets to Castle Creek in May 1998 based on an estimate of the Proportionate Election. When the Reorganization election was complete on June 30, 1998 and the Proportionate Election was finalized at 51.68719%, it was determined that BCLP II needed to contribute an additional $3,036,184 of assets to Castle Creek to reflect the Proportionate Election. This amount has been classified as partners' capital contribution receivable on the consolidated balance sheet.

In addition, Castle Creek agreed to indemnify and reimburse Boston Celtics Limited Partnership ("BCLP"), the 99% limited partner of BCLP II, for its pro rata share, as determined by the Percentage Election, of taxes imposed on BCLP and its subsidiaries attributable to periods prior to the Reorganization. Accordingly, the amount due to BCLP of $10,389,125 represents Castle Creek's assumed 51.68719% share of BCLP's deferred tax liability immediately prior to the Reorganization.

Note D - Minority Interest in Capital Deficiency of Celtics Basketball Holdings, L.P.

The Partnership owns a 51.6867% limited partnership interest in Celtics Basketball Holdings. Prior to the completion of the Reorganization on June 30, 1998, Celtics Basketball Holdings held no material assets and was not engaged in operations. Upon completion of the Reorganization, Celtics Basketball Holdings, through Celtics Basketball, L.P., owns and operates the Boston Celtics. Celtics Basketball Holdings has a partners' capital deficiency of approximately $61,816,000, and, accordingly, the 48.3123% minority interest in the partners' capital deficiency of Celtics Basketball Holdings is reported as an asset on Castle Creek's balance sheet.

Note E - Other Short Term Investments and Notes Receivable

Other short term investments, which consist primarily of private placement notes with a commercial bank with maturities of less than one year, are classified as held-to-maturity and are carried at amortized cost, which approximates market value.

Notes receivable represents a convertible note due from an unrelated company which has been classified as held-to-maturity and is carried at amortized cost, which approximates market value. This note, which is comprised of $6,000,000 face value and accrued interest of $610,017, bears interest at LIBOR plus 1%, with quarterly interest payments beginning in May 1999 and quarterly payments of principal plus interest beginning February 2002 through the maturity of the note in January 2007. The note is secured by substantially all of the assets of this company.

There were no unrealized gains or losses on these investments at June 30, 1998.

Note F - Property and Equipment

Property and equipment is summarized as follows:


Leasehold improvements                    $1,301,671
Furniture and fixtures                       662,986
                                          ----------
                                           1,964,657
Less:  accumulated depreciation             (901,998)
                                          ----------
Net property and equipment                $1,062,659
                                          ==========


Note G - Deferred Compensation

Certain player contracts provide for guaranteed compensation payments which are deferred until a future date. Operations are charged amounts equal to the present value of future guaranteed payments in the period in which the compensation is earned. The present value of payments due under these agreements is as follows:


Years ending June 30, 1999                    $ 1,557,000
                      2000                      1,300,000
                      2001                      1,194,000
                      2002                      1,115,000
                      2003                      1,094,000
                      2004 and thereafter       4,259,000
                                              -----------
                                              $10,519,000
                                              ===========


Note H - Notes Payable

Notes payable to bank represents outstanding borrowings under a $60,000,000 credit facility dated December 15, 1997 between Celtics Basketball and its commercial bank. The credit agreement was originally entered into by Celtics Limited Partnership ("CLP"), which owned and operated the Boston Celtics prior to the Reorganization, and was contributed to Celtics Basketball on June 30, 1998. The credit agreement consists of a $50,000,000 term loan bearing interest at 6.29% and a $10,000,000 revolving line of credit. As of June 30, 1998, no borrowings were outstanding against the $10,000,000 revolving line of credit.

Under the terms of the $50,000,000 term loan agreement, interest is payable quarterly in arrears at a fixed annual rate of 6.29% from December 15, 1997 through December 15, 2007. Principal payments are due in equal quarterly installments of $2,500,000 commencing on January 1, 2003, with the final payment due on December 15, 2007, the maturity date of the loan.

The $10,000,000 revolving line of credit agreement expires on December 15, 2000, with two automatic one-year extensions cancelable at the option of the commercial bank. Interest on any borrowings under the revolving line of credit accrues at the Partnership's option of either LIBOR plus 0.70% or the greater of the bank's Base Rate or the Federal Funds Effective Rate plus 0.50%.

Borrowings under the term loan and revolving line of credit are secured by all of the assets of and are the liability of Celtics Basketball. The loan agreement contains certain restrictions and various provisions and covenants customary in lending arrangements of this type.

Note I - Commitments and Contingencies

National Basketball Association ("NBA") players, including those that play for the Boston Celtics, are covered by a collective bargaining agreement between the NBA and the NBA Players Association (the "NBPA") that was to be in effect through June 30, 2001 (the "Collective Bargaining Agreement"). Under the terms of the Collective Bargaining Agreement, the NBA had the right to terminate the Collective Bargaining Agreement after the 1997-98 season if it was determined that the aggregate salaries and benefits paid by all NBA teams for the 1997-98 season exceeded 51.8% of projected Basketball Related Income as defined in the Collective Bargaining Agreement ("BRI"). Effective June 30, 1998, the Board of Governors of the NBA voted to reopen the Collective Bargaining Agreement, as it had been determined that the aggregate salaries and benefits paid by the NBA teams for the 1997-98 season would exceed 51.8% of projected BRI. Effective July 1, 1998, the NBA commenced a lockout of NBA players in support of its attempt to reach a new collective bargaining agreement. The NBA and the NBPA have been engaged in negotiations regarding a new collective bargaining agreement, but as of September 18, 1998, no agreement has been reached. In the event that the lockout extends into the 1998-99 season, NBA teams, including the Boston Celtics, will refund amounts paid by season ticket holders (plus interest) for any games that are canceled as a result of the lockout. In addition, as a result of the lockout, NBA teams have not made any payments due to players under contracts for the 1998-99 season. The NBPA has disputed the NBA's position on this matter, and both the NBA and the NBPA have presented their cases to an independent arbitrator, who will make his ruling no later than the middle of October 1998. As of September 18, 1998, the arbitrator has not ruled on this matter.

Although the ultimate outcome of this matter cannot be determined at this time, any loss of games as a result of the absence of a collective bargaining agreement or the continuation of the lockout will have a material adverse effect on the Partnership's financial condition and its results of operations. Further, if NBA teams, including the Boston Celtics, are required to honor the player contracts for the 1998-99 season and beyond without agreeing to a new collective bargaining agreement or without ending the lockout, which would result in the loss of games, the Partnership's financial condition and results of operations will be materially and adversely affected.

Celtics Basketball has employment agreements with certain officers, coaches and players of the Boston Celtics. Certain of the contracts provide for guaranteed payments which must be paid even if the employee is injured or terminated. Amounts required to be paid under such contracts in effect as of September 18, 1998, including option years and $8,100,000 included in accrued expenses at June 30, 1998, but excluding deferred compensation commitments disclosed in Note G - Deferred Compensation, are as follows:


Years ending June 30, 1999                    $32,715,000
                      2000                     33,828,000
                      2001                     27,284,000
                      2002                     20,860,000
                      2003                     19,585,000
                      2004 and thereafter      10,800,000


Commitments for the year ended June 30, 1999 include payments due to players under contracts for the 1998-99 season in the amount of $18,801,000 which are currently not being paid as a result of the lockout described above.

Celtics Basketball maintains disability and life insurance policies on most of its key players. The level of insurance coverage maintained is based on management's determination of the insurance proceeds which would be required to meet its guaranteed obligations in the event of permanent or total disability of its key players.

The Partnership and its subsidiaries are also committed under noncancelable, long-term operating leases, substantially all of which are related to Celtics Basketball, for certain of its facilities and equipment. Minimum annual payments, including renewable option periods, required by these operating leases are as follows:


Years ending June 30, 1999                    $304,000
                      2000                     319,000
                      2001                     334,000
                      2002                     350,000
                      2003                     367,000
                      2004 and thereafter      994,000


Note J - Benefit Plans

Celtics Basketball has a defined contribution plan covering substantially all employees who meet certain eligibility requirements. Participants may make contributions to the plans up to 15% of their compensation (as defined). Contributions to these plans are matched by the Partnership and its subsidiaries 100% on the first 7% of compensation contributed by each participant. Contributions are fully vested after three years of service.

Players, coaches, trainers and the general manager of the basketball operation are covered by multiemployer defined benefit pension plans administered by the National Basketball Association.

Note K - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses include accrued compensation to players and coaches of $17,397,000 at June 30, 1998.

Note L - Net Income Per Unit

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"). Statement 128 replaced the calculation of primary and fully-diluted earnings per unit with basic and diluted earnings per unit. Unlike primary earnings per unit, basic earnings per unit excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per unit is similar to the Partnership's previously reported primary earnings per unit.

The following table sets forth the computation of basic and diluted earnings per unit for the period from April 13, 1998 (date of formation) to June 30, 1998:


Numerator for basic and diluted earnings per unit:
  Net income:
    Net income before interests of General Partners                   $216,245
    Applicable to 1% General Partnership interest of Castle Creek        2,162
                                                                      --------
    Net income applicable to interests of Limited Partners            $214,083
                                                                      ========

Denominator:
  Denominator for basic earnings per unit - weighted average units      24,451
    Effect of dilutive securities:
      Restricted stock                                                   4,849
                                                                      --------
  Denominator for diluted earnings per unit                             29,300
                                                                      ========

Net income per unit - basic                                           $   8.76
                                                                      ========
Net income per unit - diluted                                         $   7.31
                                                                      ========


Note M - Subsequent Event

In connection with the Reorganization, the Partnership has an agreement with one of its unitholders under which the Partnership held a call option with respect to the 2,500 Castle Creek interests owned by this unitholder (the "Call"). The Castle Creek interests were acquired by this unitholder in the Reorganization pursuant to an agreement whereby he exercised BCLP II options to purchase 250,000 BCLP II units on June 1, 1998, elected to receive 2,500 Castle Creek interests in exchange for the BCLP II units in the Reorganization, and granted BCLP II the Call.

The Call was exercisable until March 31, 1999 for a purchase price consisting of (i) payable on the date of exercise of the Call, the fair market value of 250,000 BCLP II units on June 1, 1998 ($5,162,250), plus (ii) payable on January 15, 2004, cash in an amount equal to (x) the aggregate amount of interest paid by BCLP II from April 14, 1998 until January 10, 2004 with respect to $5,000,000 in aggregate principal amount of its 6% Subordinated Debentures and (y) the aggregate amount of distributions paid by BCLP II from April 14, 1998 until January 10, 2004 with respect to 250,000 BCLP II Units.

On July 24, 1998, the Partnership exercised the Call and paid the unitholder $5,156,250, representing the fair market value of 250,000 BCLP II units on June 1, 1998.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CASTLE CREEK PARTNERS, L.P.

                           By:  Castle Creek Partners GP, Inc., General Partner
                                -----------------------------------------------

Date: September 25, 1998   By:  /s/ PAUL E. GASTON
                                -------------------------------------------
                                Paul E. Gaston
                                Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature               Title*                          Date
---------               ------                          ----

/s/ DON F. GASTON        Director                        September 25, 1998
--------------------
Don F. Gaston

/s/ PAULA B. GASTON     Director                        September 25, 1998
--------------------
Paula B. Gaston

/s/ RICHARD G. POND     Executive Vice President,       September 25, 1998
--------------------    Chief Financial Officer and
Richard G. Pond         Chief Accounting Officer


<F*>  Title indicates position with General Partner.
